Form 10QSB
period 1999-08-30
OPTIMARK DATA SYSTEMS INC
filed 2000-02-24
CIK 941904

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended 8/30/99

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         Commission file number _______________________________________

                           OPTIMARK DATA SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

     BRITISH COLUMBIA                                 13-3583255
----------------------------                 --------------------------------
(State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


              6800 NORTH DALE MABRY HWY., SUITE 100 TAMPA FL 33614
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (813) 882-6567
                           ---------------------------
                           (Issuer's telephone number)

 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                        27,772,664 as of August 31,1999

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X ]

                           OPTIMARK DATA SYSTEMS INC.

                              INDEX TO FORM 10-QSB

PART I.  FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED AUGUST 31, 1999 (WITH COMPARATIVE FIGURES FOR THE NINE MONTHS ENDED AUGUST 31, 1998)

        STATEMENT "A" - CONSOLIDATED BALANCE SHEET
        STATEMENT "B" - CONSOLIDATED STATEMENT OF DEFICIT
        STATEMENT "C" - CONSOLIDATED STATEMENT OF LOSS
        STATEMENT "D" - CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION SCHEDULE "1" - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        STATEMENT "A"
                           OPTIMARK DATA SYSTEMS INC.
                           CONSOLIDATED BALANCE SHEET
                         AUGUST 31, 1999(CANADIAN FUNDS)


                                    ASSETS

                                                       1999             1998
                                                       ----             ----
CURRENT ASSETS
         Cash                                        $ 24,953         $  3,298
         Accounts receivable                           90,556          178,827
         Inventory (note 3)                            11,325            7,797
         Prepaid expenses                                  --           18,712
         Loan receivable (note 6)                     350,975               --
         TOTAL CURRENT ASSETS                        $477,809         $208,634


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       1999             1998
                                                       ----             ----
CURRENT LIABILITIES
         Accounts payable                         $   115,726      $ 1,012,928
         Foreign taxes payable                          1,140            1,191
         Loan payable (note 7)                        328,931               --
         TOTAL CURRENT LIABILITIES                    445,797        1,014,119

SHAREHOLDERS' EQUITY (DEFICIT)
         Share capital (note 4)                     8,821,258        8,026,836
         Deficit - Per Statement "B"               (8,789,246)      (8,832,321)

         TOTAL SHAREHOLDERS EQUITY (DEFICIT)
                                                       32,012         (805,485)

GOING CONCERN ASSUMPTIONS (note 1)                $   477,809      $   208,634

SEE NOTICE TO READER
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

STATEMENT "B"
                           OPTIMARK DATA SYSTEMS INC.
                        CONSOLIDATED STATEMENT OF DEFICIT
                    FOR THE NINE MONTHS ENDED AUGUST 31, 1999
                                (CANADIAN FUNDS)

                                                   1999              1998
                                                   ----              ----
DEFICIT, beginning of period                   $(8,168,822)      $(8,873,600)

NET INCOME (LOSS) FOR THE PERIOD
         - Per Statement "C"                      (121,815)          580,104
                                                (8,290,637)        8,293,496

DEFERRED LOSS ON FOREIGN EXCHANGE
ON CONSOLIDATION                                  (498,609)         (538,825)

DEFICIT, end of period - To Statement "A"      $(8,789,246)      $(8,832,321)


SEE NOTICE TO READER
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

STATEMENT "C"
                           OPTIMARK DATA SYSTEMS INC.
                         CONSOLIDATED STATEMENT OF LOSS
                    FOR THE NINE MONTHS ENDED AUGUST 31, 1999
                                (CANADIAN FUNDS)

                                                  1999            1998
                                                  ----            ----

SALES                                          $ 164,342       $ 218,349
COST OF SALES                                     80,398          55,626
GROSS INCOME (LOSS)                               83,944         162,723
SELLING EXPENSES                                      --              --
GENERAL AND ADMINISTRATIVE
         EXPENSES                                 71,183          66,821
         NET INCOME (LOSS) BEFORE OTHER
         ITEM                                     12,761          95,902
         OTHER ITEM
         Gain (loss) on foreign exchange        (134,576)        484,202

         NET INCOME (LOSS) FOR THE PERIOD
         To Statement "B"                      $(121,815)      $ 580,104

         NET INCOME (LOSS) PER SHARE           $  (0.004)      $   0.024

SEE NOTICE TO READER
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

         STATEMENT "D"

                           OPTIMARK DATA SYSTEMS INC.
             CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                    FOR THE NINE MONTHS ENDED AUGUST 31, 1999
                                (CANADIAN FUNDS)

                                                         1999             1998
                                                         ----             ----
CASH RESOURCES PROVIDED BY (USED IN)

OPERATING ACTIVITIES
Income (Loss) for the period - Per Statement "C"      $(121,815)      $ 580,104
Items not affecting cash:
         Changes in non-cash working capital           (781,756)       (385,599)
                                                       (903,571)        194,505

FINANCING ACTIVITIES
         Sale of capital stock:
                  Cash consideration                    109,477         281,312
         For services and debt settlement               665,904              --
         Loan receivable                               (350,975)             --
         Loan payable                                   328,931              --
                                                        753,337         281,312

DEFERRED LOSS ON FOREIGN EXCHANGE                       152,719        (538,825)

NET INCREASE (DECREASE) IN CASH                           2,485         (63,008)
CASH POSITION, beginning of period                       22,468          66,306

CASH POSITION, end of period                          $  24,953       $   3,298

SEE NOTICE TO READER
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

SCHEDULE "1"
                           OPTIMARK DATA SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1999
                                (CANADIAN FUNDS)

1. GOING CONCERN ASSUMPTIONS
The financial statements have been prepared assuming the Company will continue as a going concern. The Florida operation is not generating sufficient cash flow to sustain operations and is dependent upon the Parent Company's ability to raise further financing during the coming year. Uncertainty exists as to the Parent Company's ability to raise further finance to sustain operations. However, management has been and is currently active in raising funds for marketing programs and operations. The Company has converted 665,904 dollars of debt into common shares (see note 4(iv)) in the first quarter.

2. ACCOUNTING POLICIES
   a)    Consolidation

         The Consolidated Financial Statements include the accounts of Optimark Corporation, its 100% controlled subsidiary. All significant inter-company transactions were eliminated after the April 23, 1992 acquisition date. The business combination has been considered as an acquisition rather than a merger.

         The excess of the consideration paid for the shares of the subsidiary over the underlying net book value at the date of acquisition was treated as consolidated goodwill. Goodwill has been written off in the year of acquisition.

   b)    Inventories

         Inventories are stated at the lower of cost or market value.

   c)    Deferred Development Expenditures

         The cost of purchased or previously developed computer software that is to be sold or marketed was capitalized and is amortized using the straight-line method over the estimated economic life, generally five years.

         SEE NOTICE TO READER

SCHEDULE "1"
         PAGE 2

                           OPTIMARK DATA SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1999
                                (CANADIAN FUNDS)

         2. ACCOUNTING POLICIES (CONTINUED)
a)       Loss Per Share

         The loss per share calculations are based on the weighted average number of shares outstanding throughout the year. The number of shares calculated are as follows:
         Nine months ended August 31, 1999           27,282,710
         Nine months ended August 31, 1998           24,268,680

b)       Foreign Currency Translation

         The Company's operations are of a self-sustaining nature. The accounts are translated to Canadian dollars on the following basis:
                  (i) Assets and liabilities at the rate in effect at the balance sheet date (ii) Revenue and expense at the average exchange rate for the year.

         3. INVENTORY
                                                       1999         1998
                                                       ----         ----
Customized print forms                              $ 11,325      $ 7,797

SEE NOTICE TO READER

SCHEDULE "1"
PAGE 3
                           OPTIMARK DATA SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1999
                                (CANADIAN FUNDS)


4. SHARE CAPITAL
(i) Authorized:
100,000,000 shares, no par value


Issued:
     Common:                        1999 SHARES   1998 SHARES   1999 AMOUNT   1998 AMOUNT
                                    -----------   -----------   -----------   -----------
     Balance, beginning of period    25,039,314    23,397,996    $8,030,148    $7,745,524
     During the period:
     Cash offerings                     715,460     1,626,757       125,206       281,312
     Non-cash consideration           2,017,890            --       665,904            --

                                      2,733,350     1,626,757       791,110       281,312

Balance, end of period               27,772,664    25,024,753    $8,821,258    $8,026,836


(ii) Shares issued on exercise of warrants to Frank and Sally Greggo on October 19, 1998, in exchange for services have been reversed on the financial statements and services will be presented as accounts payable. The Company will obtain regulatory approval for the share issue for services. In the prior year, amounts were presented as accounts payable for reversal of share issues. Part of these payables has been forgiven and the remaining represents debt to be converted to equity in 1999.

(iii) 715,460 Warrants were exercised during the period for gross proceeds of 125,206 dollars Canadian.

(iv) The Company obtained regulatory approval to convert debt of 665,904 dollars Canadian into 2,017,890 common shares at $0.33 per share. The conversion took place on January 25, 1999.

SEE NOTICE TO READER

SCHEDULE "1"
PAGE 4
                           OPTIMARK DATA SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1999
                                (CANADIAN FUNDS)
4. SHARE CAPITAL (CONTINUED)
(v) The following treasury shares are reserved for issuance:
                                                                     TREASURY
                                                                     RESERVED
                                                                     --------
FOR ISSUANCE:
         Incentive Options
                  Opening balance                                    1,000,000
                                                                     ---------
                  Total Incentive Options                            1,000,000
                                                                     ---------
Private Place Warrants:
                  Opening balance                                     2,234,343
                  Less: Warrants exercised                             (715,460)
                           Warrants expired                          (1,518,883)
Total Incentive Options                                                      --
TOTAL TREASURY RESERVE FOR ISSUANCE                                   1,000,000
(vi) Shares Held In Escrow                                            3,069,375

5. RELATED PARTY TRANSACTIONS
On February 19, 1997, an agreement was ratified with TMR Corp. with an effective date of November 21, 1996. The agreement provides for TMR to provide consultation to the Company on future strategic concepts. The agreement is for thirty-six months at a monthly fee of $10,000 US, plus overhead and administrative expenses, which was further reduced to $5,000 per month in June of 1998. TMR Corp. will receive, as a sign-up bonus, a five (5) year option to purchase 1,000,000shares of Optimark stock at $0.19 per share.

SEE NOTICE TO READER

SCHEDULE "1"
PAGE 5
                           OPTIMARK DATA SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1999
                                (CANADIAN FUNDS)

6. LOAN RECEIVABLE
The Company's subsidiary, Optimark Corporation, advanced funds totaling
265,000 U.S. Dollars to an associated company, American Enterprise Solutions Inc. In the event of payment default, the balance shall bear interest at 9% per annum.45,000 U.S. Dollars is due no later than March 26, 2000, and the remainder on August 16, 2000.

7. LOAN PAYABLE
The Company's subsidiary, Optimark Corporation, received funds totaling 220,389 U.S. Dollars at an interest rate of 7% per annum and payable on or before July 1, 2000.

8. UNCERTAINTY DUE TO THE YEAR 2000 ISSUE
The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems that use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

SEE NOTICE TO READER

SCHEDULE "1"
PAGE 6
                           OPTIMARK DATA SYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1999
                                (CANADIAN FUNDS)

9. SIGNIFICANT EVENT

A stock conversion offer was made through a press release on July 6, 1999, to Optimark Data Systems' (ODS) U.S. resident shareholders by American Enterprise Solutions, Inc. (AESI). This resulted in AESI acquiring over 50% of the outstanding shares of ODS. The offer has expired. Canadian and other residents will receive from AESI (after it is publicly listed) a Tender Offer to acquire their shares of ODS at the same price as the U.S. residents converted their shares in this private transaction.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:_____________________________


-----------------------------------       --------------------------
CHARLES BROES, CEO                        FRANK GREGGO, SECRETARY